Form 10-K/A
period 2005-12-31
PDC 2005-B Limited Partnership
filed 2006-09-25
CIK 1326540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

May 18, 2005
	(Inception)	For the Three Months Ended
	to June 30,	September 30,	December 31,
	2005	2005	2005
Oil and gas sales	$ -	$ 955,079	$ 3,487,911
Gas sales - Mcf	-	22,215	93,985
Average gas price/Mcf	$ -	$ 8.03	$ 9.99
Oil sales - Bbls	-	13,147	46,903
Average oil price/Bbl	$ -	$ 59.08	$ 54.34

Production and operating costs	$ -	$ 156,891	$ 522,628
Production and operating costs/Mcfe	$ -	$ 1.55	$ 1.39
Depreciation, depletion and amortization	$ -	$ 358,600	$ 1,663,101

Net (loss) income	$ (516,094)	$ 593,952	$ 1,390,826
Partnership cash distributions	$ -	$ -	$ 780,426

Oil and gas price risk management loss, net:
Realized loss/(gain)	$ -	$ 17,759	$ 13,563
Unrealized loss/(gain)	$ -	$ 19,935	$ (19,935)

Working capital at end of period	$ 38,325,559	$ 17,119,549	$ 3,320,810

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

September 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven R. Williams	Chairman, Chief Executive Officer and	September 21, 2006
Steven R. Williams	Director of Petroleum Development Corporation,
Managing General Partner of the
Registrant

/s/ Darwin L. Stump	Chief Financial Officer and Treasurer	September 21, 2006
Darwin L. Stump	of Petroleum Development Corporation,
the Managing General Partner of the
Registrant
(Principal Financial and Accounting Officer)

/s/ Thomas E. Riley	President and Director	September 21, 2006
Thomas E. Riley	of Petroleum Development Corporation,
the Managing General Partner of the
Registrant

/s/ Jeffrey C. Swoveland	Director of Petroleum Development Corporation,	September 21, 2006
Jeffrey C. Swoveland	the Managing General Partner of the
Registrant

/s/ Vincent F. D'Annunzio	Director of Petroleum Development Corporation,	September 21, 2006
Vincent F. D'Annunzio	the Managing General Partner of the
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