Form 10-Q
period 2009-09-30
PDC 2005-B Limited Partnership
filed 2009-11-13
CIK 1326540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

As of October 31, 2009, the Partnership had 2,022.64 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Index

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

PDC 2005-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$201,006	$444,727
Accounts receivable	239,389	255,319
Oil inventory	21,566	33,855
Due from Managing General Partner-derivatives	919,507	1,875,597
Due from Managing General Partner-other, net	517,295	1,453,624
Total current assets	1,898,763	4,063,122

Oil and gas properties, successful efforts method	44,887,206	44,857,885
Drilling advances to Managing General Partner	-	54,741
Oil and gas properties, at cost	44,887,206	44,912,626
Less: Accumulated depreciation, depletion and amortization	(20,012,161)	(16,231,601)
Oil and gas properties, net	24,875,045	28,681,025

Due from Managing General Partner-derivatives	76,817	736,667
Other assets	12,132	-
Total noncurrent assets	24,963,994	29,417,692

Total Assets	$26,862,757	$33,480,814

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$32,270	$55,972
Due to Managing General Partner-derivatives	321,424	-
Total current liabilities	353,694	55,972

Due to Managing General Partner-derivatives	1,014,072	114,186
Asset retirement obligations	416,107	401,434
Total liabilities	1,783,873	571,592

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	5,026,845	6,592,912
Limited Partners - 2,022.64 units issued and outstanding	20,052,039	26,316,310
Total Partners' equity	25,078,884	32,909,222

Total Liabilities and Partners' Equity	$26,862,757	$33,480,814

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$801,674	$1,947,136	$2,281,976	$6,267,860
Oil and gas price risk management (loss) gain, net	(427,874)	3,616,075	(1,140,059)	392,895
Total revenues	373,800	5,563,211	1,141,917	6,660,755

Operating costs and expenses:
Production and operating costs	318,823	507,984	875,830	1,399,477
Direct costs - general and administrative	79,809	88,524	346,574	267,552
Depreciation, depletion and amortization	1,235,465	694,805	3,780,560	2,296,177
Accretion of asset retirement obligations	4,891	4,628	14,673	13,884
Total operating costs and expenses	1,638,988	1,295,941	5,017,637	3,977,090

(Loss) income from operations	(1,265,188)	4,267,270	(3,875,720)	2,683,665

Interest expense	(1,322)	-	(1,322)	-
Interest income	8,233	11,510	24,019	38,854

Net (loss) income	$(1,258,277)	$4,278,780	$(3,853,023)	$2,722,519

Net (loss) income allocated to partners	$(1,258,277)	$4,278,780	$(3,853,023)	$2,722,519
Less: Managing General Partner interest in net (loss) income	(251,656)	855,756	(770,605)	544,504
Net (loss) income allocated to Investor Partners	$(1,006,621)	$3,423,024	$(3,082,418)	$2,178,015

Net (loss) income per Investor Partner unit	$(498)	$1,692	$(1,524)	$1,077

Investor Partner units outstanding	2,022.64	2,022.64	2,022.64	2,022.64

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,853,023)	$2,722,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,780,560	2,296,177
Accretion of asset retirement obligations	14,673	13,884
Unrealized loss (gain) on derivative transactions	2,837,250	(929,107)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,930	266,187
Increase in accounts receivable - other	-	(138,343)
Decrease (increase) in oil inventory	12,289	(53,814)
Increase in other assets	(12,132)	-
(Decrease) increase in accounts payable and accrued expenses	(23,702)	92,253
Decrease (increase) in due from Managing General Partner - other, net	936,329	(200,699)
Net cash provided by operating activities	3,708,174	4,069,057

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(29,321)	(21,295)
Proceeds from drilling advance refund from Managing General Partner	54,741	-
Proceeds from Colorado sales tax refund related to capital purchases	-	172,930
Net cash provided by investing activities	25,420	151,635

Cash flows from financing activities:
Distributions to Partners	(3,977,315)	(4,198,698)
Net cash used in financing activities	(3,977,315)	(4,198,698)

Net (decrease) increase in cash and cash equivalents	(243,721)	21,994
Cash and cash equivalents, beginning of period	444,727	284,182
Cash and cash equivalents, end of period	$201,006	$306,176

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2005-B Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on February 8, 2005, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on May 18, 2005 (date of inception), the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado, and from the wells, the Partnership produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 37.77 units of limited partner interests and 1,984.87 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”) and has a 20% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.

As of September 30, 2009, there were 1,621 Investor Partners.  As of September 30, 2009, the Managing General Partner has repurchased 41.41 units of the total 2,022.64 outstanding units of Partnership interests from Investor Partners at an average price of $11,189 per unit through September 30, 2009 and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), has full authority to conduct the Partnership’s business and actively manage the Partnership.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America, or U.S., for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009 (“the 2008 Form 10-K”).

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification™ (the “Codification”), thereby establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Effective July 1, 2009, the Partnership adopted the Codification.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification did not have any impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Subsequent Events

In May 2009, the FASB issued changes regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, the guidance sets forth the period after the balance sheet date during which the Managing General Partner should evaluate events or transactions that may occur for potential recognition or disclosure in the Partnership’s financial statements, the circumstances under which the Partnership should recognize events or transactions occurring after the balance sheet date in the Partnership’s financial statements, and the disclosures that the Partnership should make about events or transactions that occurred after the balance sheet date. The Partnership adopted the guidance as of June 30, 2009. See Note 7, Subsequent Events.

Business Combinations

In December 2007, the FASB issued changes regarding the accounting for business combinations. The new changes require:

•	an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values;
•	disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination;
•	acquisition-related costs be expensed as incurred.

The changes also amend the accounting for income taxes to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Further, the changes amend the accounting for income taxes to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.

In April 2009, the FASB again issued changes to the accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from contingencies and require:

•
an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met;

•	contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value;
•
subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

•	disclosures of the amounts and measurements basis of such assets and liabilities and the nature of the contingencies.

The changes above became effective for acquisitions completed on or after January 1, 2009; however, the income tax changes became effective as of that date for all acquisitions, regardless of the acquisition date. The Partnership adopted these changes effective January 1, 2009, for which they will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.  This adoption had no impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Consolidation – Noncontrolling Interest in a Subsidiary

In December 2007, the FASB issued changes regarding the nature and classification of the noncontrolling interest in a subsidiary in the consolidated financial statements. The changes require the accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. Additionally, the changes establish reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Partnership adopted these changes effective January 1, 2009.  The Partnership’s adoption of this guidance had no material impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Fair Value Measurements and Disclosures

In February 2008, the FASB delayed by one year (to January 1, 2009) the fair value measurements and disclosure requirements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The January 1, 2009, adoption of the fair value measurements and disclosure requirements for the Partnership’s nonfinancial assets and liabilities did not have a material impact on the Partnership’s accompanying interim unaudited condensed financial statements. See Note 4, Fair Value Measurements.

Derivatives and Hedging Disclosures

In March 2008, the FASB issued changes regarding the disclosure requirements for derivative instruments and hedging activities.  Pursuant to the changes, enhanced disclosures are required to provide information about (a) how and why the Partnership uses derivative instruments, (b) how the Partnership accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect the Partnership’s financial position, financial performance and cash flows.  The Partnership adopted these changes effective January 1, 2009.  The adoption did not have a material impact on the Partnership’s accompanying interim unaudited condensed financial statements. See Note 5, Derivative Financial Instruments.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures

In August 2009, the FASB issued changes regarding fair value measurements and disclosures to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes become effective for the Partnership on October 1, 2009.  The Partnership has not determined the impact, if any, that these changes will have on the Partnership’s financial statements.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Consolidation – Variable Interest Entities

In June 2009, the FASB issued changes surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and
•
the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, the entity is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  These changes are effective for the Partnership’s financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Partnership is evaluating the impact that the adoption of these changes will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Modernization of Oil and Gas Reporting

In January 2009, the SEC published its final rule regarding the modernization of oil and gas reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ending December 31, 2009.  Early adoption is not permitted.  The Partnership is evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

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

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $373,372 and $626,390 as of September 30, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $275,252 and $ 633,987 as of September 30, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The following table presents transactions with the Managing General Partner and its affiliates for the periods described below.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Production and operating costs” on the Statements of Operations.  Additionally, refer to Note 5, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Well operations and maintenance	$242,233	$301,947	$672,859	$741,524
Gathering, compression and processing fees	31,253	34,255	83,391	106,192
Direct costs - general and administrative	79,809	88,524	346,574	267,552
Cash distributions*	335,048	355,449	844,973	880,931

*Cash distributions include $16,157 and $49,511 during the three and nine months ended September 30, 2009, respectively, and $17,089 and $41,194 during the three and nine months ended September 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.  For additional disclosure regarding the Unit Repurchase Program, refer to Note 1, General and Basis of Presentation.

Distributions to Partners in 2009 were impacted by several non-recurring items.  Receivables collected from the Managing General Partner for the over-withholding of production taxes related to Partnership production prior to 2007 increased distributions by $0.8 million.  In addition, the Partnership’s payment to the Managing General Partner for royalty settlement costs of approximately $44,000 decreased distributions during the period.  Cash distribution to the partners includes $0.3 million paid on the behalf of Investor Partners, to the Internal Revenue Service and state taxing authorities as a part of a comprehensive settlement agreement with taxing agencies.  Both amounts had been previously accrued by the Partnership in “Due from (to) Managing General Partner – other, net.”

Note 4−Fair Value Measurements

Determination of Fair Value.  The Partnership’s fair value measurements are estimated pursuant to a fair value hierarchy that requires the Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 are commodity derivative instruments for New York Mercantile Exchange, or NYMEX, based natural gas swaps.

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

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

•
Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s commodity derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps and natural gas basis protection swaps.

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of September 30, 2009, no adjustment for credit risk was recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions, measured at fair value for the periods described.

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$2,612,264	$2,612,264
Total assets	-	2,612,264	2,612,264

Liabilities:
Basis protection derivative contracts	-	(114,186)	(114,186)
Total liabilities	-	(114,186)	(114,186)

Net asset	$-	$2,498,078	$2,498,078

As of September 30, 2009
Assets:
Commodity based derivatives	$2,892	$993,432	$996,324
Total assets	2,892	993,432	996,324

Liabilities:
Commodity based derivatives	(105,324)	(68,576)	(173,900)
Basis protection derivative contracts	-	(1,161,596)	(1,161,596)
Total liabilities	(105,324)	(1,230,172)	(1,335,496)

Net liability	$(102,432)	$(236,740)	$(339,172)

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Nine months ended
September 30, 2009
Fair value, net asset, as of December 31, 2008	$2,498,078
Changes in fair value included in statement of operations line item:
Oil and gas price risk management loss, net	(1,037,627)
Settlements	(1,697,191)
Fair value, net liability, as of September 30, 2009	$(236,740)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of September 30, 2009, included in statement of operations line item:
Oil and gas price risk management, net	$(1,259,107)

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net,” approximate fair value due to the short-term maturities of these instruments.

The Partnership periodically assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon estimated prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs may result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If, when assessing impairment, net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the nine months ended September 30, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

The Partnership accounts for asset retirement obligations by recording the estimated fair value of the plugging and abandonment obligations when incurred, at the time the well is completely drilled.  The Partnership estimates the fair value of the plugging and abandonment obligations based on a discounted cash flows analysis.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Periodically, the liabilities are accreted for the change in present value, through charges to “Accretion of asset retirement obligations” on the statement of operations.  The initial capitalized costs are depleted based on the useful lives of the related assets, through charges to depreciation, depletion and amortization, or DD&A.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

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

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The Partnership recognizes all derivative instruments as either assets or liabilities on the accompanying interim unaudited condensed balance sheets at fair value. The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges. Accordingly, changes in the fair value of those derivative instruments allocated to the Partnership are recorded in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, net.”

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

As of September 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 649 MMbtu of natural gas and 31 MBbls of crude oil.  During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps ($6.67 to $7.11) and NYMEX gas collars ($6.00-$6.10 floor: $8.27-$8.60 ceiling) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

For Partnership oil and gas sales, the Managing General Partner enters into, for a portion of the Partnership’s production, derivative contracts to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price increases in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

As of September 30, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

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

•
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

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point.  For CIG basis protection swaps, which traditionally have negative differentials to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of September 30, 2009, and December 31, 2008.

			Fair Value
		Balance Sheet	September 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$919,506	$1,875,597

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	76,818	736,667

Total Derivative Assets			$996,324	$2,612,264

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(94,908)	$-

	Basis protection contracts	Due to Managing General Partner-derivatives	(226,516)	-
	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(78,992)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(935,080)	(114,186)

Total Derivative Liabilities			$(1,335,496)	$(114,186)

(1) As of September 30, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$422,547	$1,578	$424,125	$(507,147)	$493,862	$(13,285)
Unrealized (losses) gains	(422,547)	(429,452)	(851,999)	507,147	3,122,213	3,629,360
Total oil and gas price risk management (loss) gain, net	$-	$(427,874)	$(427,874)	$-	$3,616,075	$3,616,075

	Nine months ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$1,407,138	$290,053	$1,697,191	$(214,949)	$(321,263)	$(536,212)
Unrealized (losses) gains	(1,407,138)	(1,430,112)	(2,837,250)	214,949	714,158	929,107
Total oil and gas price risk management (loss) gain, net	$-	$(1,140,059)	$(1,140,059)	$-	$392,895	$392,895

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

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Note 6−Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that this action relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 42 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through September 30, 2009 that has been expensed by the Partnership is approximately $44,000 including associated legal costs of approximately $4,000.  This entire settlement of $40,118 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and related required judicial action from the settlement of the suit was implemented in this distribution.

Colorado Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance region of Colorado.  Operating expenses, including amounts arising from this notice, if any, are allocated among the eight users of the road based upon their respective usage.  The Partnership has 9 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  No civil penalties have been imposed or requested at this time.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time and therefore no amounts have been recorded on the Partnership’s financial records.

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  The Managing General Partner has had no counterparty default losses and expects full performance by the counterparties to these agreements in the future.

Note 7−Subsequent Events

The Partnership evaluated the Partnership’s activities subsequent to September 30, 2009, through November 13, 2009 (the date the financial statements were issued), and have concluded that no subsequent events have occurred that would require recognition in the Partnership’s financial statements or disclosure in the notes to the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2005-B Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects.  All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for oil and natural gas;
•	risks incident to the operation of natural gas and oil wells;
•	future production and development costs;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America;
•	the effect of natural gas and oil derivatives activities;
•	conditions in the capital markets; and
•	losses possible from pending or future litigation.

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

Overview

PDC 2005-B Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in May 2005 and currently operates 51 gross (47.3 net) wells located in the Rocky Mountain Region in the state of Colorado.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC, on behalf of the Partnership through the D&O Agreement, may enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and natural gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs, other operating income and expenses for the three and nine months ended September 30, 2009, or the current three and nine month periods, and the three and nine months ended September 30, 2008, or the prior three and nine month periods.

	Summary of Operating Results
	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Number of producing wells (end of period)	51	51	*	51	51	*

Production: (1)
Oil (Bbl)	6,796	8,192	-17%	24,707	26,234	-6%
Natural gas (Mcf)	159,208	152,476	4%	430,455	483,337	-11%
Natural gas equivalents (Mcfe) (2)	199,984	201,628	-1%	578,697	640,741	-10%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$61.40	$109.33	-44%	$49.22	$102.03	-52%
Natural gas (per Mcf)	2.41	6.90	-65%	2.48	7.43	-67%
Natural gas equivalents (per Mcfe)	4.01	9.66	-58%	3.94	9.78	-60%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$114,396	$(108,960)	205%	$510,482	$(314,963)	*
Natural gas derivatives - realized gain (loss)	309,729	95,675	-224%	1,186,709	(221,249)	*
Total realized gain (loss) on derivatives, net	$424,125	$(13,285)	*	$1,697,191	$(536,212)	*

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$78.23	$96.03	-19%	$69.88	$90.02	-22%
Natural gas (per Mcf)	4.36	7.52	-42%	5.23	6.97	-25%
Natural gas equivalents (per Mcfe)	6.13	9.59	-36%	6.88	8.95	-23%

Average cost per Mcfe
Production and operating costs (3)	$1.59	$2.52	-37%	$1.51	$2.18	-31%
Depreciation, depletion and amortization	6.18	3.45	79%	6.53	3.58	82%

Revenues:
Oil and natural gas sales	$801,674	$1,947,136	-59%	$2,281,976	$6,267,860	-64%
Realized gain (loss) on derivatives, net	424,125	(13,285)	*	1,697,191	(536,212)	*
Unrealized (loss) gain on derivatives, net	(851,999)	3,629,360	-123%	(2,837,250)	929,107	*
Total revenues	$373,800	$5,563,211	-93%	$1,141,917	$6,660,755	-83%

Operating costs and expenses:
Production and operating costs	$318,823	$507,984	-37%	$875,830	$1,399,477	-37%
Direct costs - general and administrative	79,809	88,524	-10%	346,574	267,552	30%
Depreciation, depletion and amortization	1,235,465	694,805	78%	3,780,560	2,296,177	65%
Accretion of asset retirement obligations	4,891	4,628	6%	14,673	13,884	6%
Total operating costs and expenses	$1,638,988	$1,295,941	26%	$5,017,637	$3,977,090	26%

(Loss) income from operations	$(1,265,188)	$4,267,270	-130%	$(3,875,720)	$2,683,665	-244%

Interest expense	(1,322)	-	*	(1,322)	-	*
Interest income	8,233	11,510	-28%	24,019	38,854	-38%

Net (loss) income	$(1,258,277)	$4,278,780	-129%	$(3,853,023)	$2,722,519	-242%

Cash distributions	$1,594,454	$1,691,808	-6%	$3,977,315	$4,198,698	-5%

*Percentage change not meaningful, equal to or greater than 250% or not calculable.   Amounts may not calculate due to rounding.
_______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

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

Natural gas prices rebounded somewhat from earlier in 2009, through September 2009.  The Partnership continued to experience the depressed natural gas prices from the significant declines in late July 2008 through the end of 2008.  While the Partnership’s production decreased to 579 MMcfe for the 2009 nine month period compared to 641 MMcfe for the same 2008 period, a decrease of 10%, the Partnership’s average sales price declined $5.84 per Mcfe, a decrease of 60%.  While the significant changes in commodity prices have impacted the Partnership’s results of operations, the Managing General Partner believes that it was successful in managing the Partnership’s operations to reduce the negative impacts of lower prices through the Partnership’s derivative positions.  The Partnership’s realized derivative gains for the 2009 nine month period of $1.7 million added an average of $2.94 per Mcfe produced during the 2009 nine month period.  At September 30, 2009, the Managing General Partner estimates the net fair value of the Partnership’s open derivative positions to be a net liability of $0.3 million.

There were two primary contributors to the $1.5 million decrease in oil and gas price risk management, net.  A decrease in future prices at September 30, 2009 compared to December 30, 2008 resulted in a $3.7 million increase in unrealized derivative losses.  This was partially offset by a $2.2 million increase in realized derivative gains which resulted from depressed commodity prices for the 2009 nine month period, as compared to the higher prices in the same 2008 period.  Unrealized gains and losses are non-cash items and these non-cash charges to the Partnership’s statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Under hedge accounting, changes in the fair value of derivatives less amounts reclassified to realized gains/losses are shown as other comprehensive income in the statement of equity and not in the statement of operations.  While the required accounting treatment of recording all changes in the fair value of derivatives in the statement of operations, for derivatives that are not designated as hedges, may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the markets’ expected volatility in commodity pricing, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates:

		September 30,	March 31,	September 30,	October 31,
Commodity	Index	2008	2009	2009	2009

Natural gas: (per MMbtu)
	NYMEX	$8.21	$5.44	$6.25	$6.00
	CIG	5.46	4.15	5.64	5.49
Oil: (per Bbl)	NYMEX	103.63	59.35	74.64	81.26

Oil and Natural Gas Sales

While current year, three month period Partnership production of 200 MMcfe remained substantially unchanged from the prior year’s three month period, production for the nine month period decreased to 579 MMcfe, or 10%, from the 641 MMcfe produced during the prior year’s comparable period. The Partnership’s oil and gas sales revenue for the current three and nine month periods, excluding price risk management impacts, decreased from comparable periods by $1.1 million and $4.0 million, respectively, primarily due to a significant decline in commodity prices on somewhat lower production volumes.  For the nine month period, approximately $3.4 million of the decrease in oil and natural gas sales revenue was due to pricing, and $0.6 million was due to decreased production.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership expects to experience continued declines in both oil and natural gas production volumes over the wells’ life cycles until such time that the Partnership’s Wattenberg wells may be successfully recompleted.  Subsequent to a successful recompletion, production will once again begin to decline.

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the price of oil and natural gas and the Partnership’s ability to market its production effectively.  Oil and natural gas prices are among the most volatile of all commodity prices.  These price variations have a material impact on the Partnership’s financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities and transportation capacity beyond the Partnership’s control.

The price the Partnership receives for the natural gas produced in the Rocky Mountain Region is based on a variety of prices, which primarily includes natural gas sold at CIG prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby region prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.   This negative differential has narrowed in recent months and has even more recently become a positive differential.  CIG was $1.79 lower than NYMEX in January 2009, narrowed to close at $0.37 lower in October 2009 and has more recently closed at $0.02 higher than NYMEX for November 2009.

Oil and Gas Price Risk Management, Net

The Managing General Partner uses oil and natural gas derivative instruments to manage price risk for PDC as well as sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships changed on a pro-rata basis.  As of September 30, 2008, PDC has fixed the allocation of the derivative positions between PDC and each partnership.  Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.

The following table presents the primary composition of “Oil and gas price risk management, net” for the periods described:

	Three months ended September 30,		Nine months ended September 30,
Oil and gas price risk management, net	2009	2008	2009	2008
Realized gains (losses)
Oil	$114,396	$(108,960)	$510,482	$(314,963)
Natural Gas	309,729	95,675	1,186,709	(221,249)
Total realized gain (loss), net	424,125	(13,285)	1,697,191	(536,212)

Unrealized gains (losses)
Reclassification of realized (gains) losses included in prior periods unrealized	(422,547)	507,147	(1,407,138)	214,949
Unrealized (loss) gain for the period	(429,452)	3,122,213	(1,430,112)	714,158
Total unrealized (loss) gain, net	(851,999)	3,629,360	(2,837,250)	929,107
Oil and gas price risk management (loss) gain, net	$(427,874)	$3,616,075	$(1,140,059)	$392,895

Realized gains recognized in the current year three and nine month periods, are a result of lower oil and gas commodity prices at settlement date compared to the respective contract price.  During the current year three month period, the Partnership recorded unrealized derivative losses on the Partnership’s CIG basis swaps of $0.2 million, as the forward basis differential between NYMEX and CIG has continued to narrow and unrealized losses on the Partnership’s collars of $0.1 million and natural gas swaps of $0.1 million as pricing curves have rebounded slightly from prior periods.  During the current year nine month period, the Partnership recorded unrealized derivative losses on its oil swaps of $0.3 million, as the forward strip price of oil rebounded during the quarter and on the Partnership’s CIG basis swaps of $1.0 million, for the same reason cited above.  The Partnership also recorded unrealized losses on the Partnership’s natural gas swaps of $0.1 million as natural gas prices, which had declined in previous quarters, have risen slightly above those price levels reflected in previous forward curves.

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

Oil and Natural Gas Sales Derivative Instruments.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Partnership has in place a series of collars, fixed-price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production as set forth in the following table.

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of September 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the three months ended September 30, 2009 were 6,796 Bbls of oil and 159,208 Mcf of natural gas.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings
Commodity/ Operating Area/ Index	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Fair Value At September 30, 2009(1)

Natural Gas
Rocky Mountain Region
CIG
4Q 2009	74,845	$6.66	74,845	$8.17	27,260	$9.20	-	$-	$302,263
2010	84,358	6.65	84,358	8.10	40,890	9.20	243,872	1.88	(40,764)
2011	39,147	4.75	39,147	9.45	-	-	280,751	1.88	(309,701)
2012	-	-	-	-	-	-	289,752	1.88	(299,103)
2013	-	-	-	-	-	-	264,037	1.88	(253,069)

NYMEX
2010	8,929	5.75	8,929	8.30	205,983	5.64	-	-	(105,729)
2011	12,015	5.75	12,015	8.30	77,493	6.96	-	-	2,029
2012	-	-	-	-	77,596	6.96	-	-	(3,495)

Total Natural Gas									(707,569)

Oil
Rocky Mountain Region
NYMEX
4Q 2009	-	-	-	-	5,144	90.52	-	-	99,975
2010	-	-	-	-	17,386	92.96	-	-	320,328
2011	-	-	-	-	8,017	70.75	-	-	(51,906)
Total Oil									368,397

Total Natural Gas and Oil									$(339,172)

(1) Approximately 70% of the total fair value of the derivative instruments was measured using significant unobserved inputs (Level 3 assets and liabilities). See Note 4, Fair Value Measurements, to the accompanying interim unaudited condensed financial statements.

During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps ($6.67 to $7.11) and NYMEX gas collars ($6.00-$6.10 floor: $8.27-$8.60 ceiling) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

For the nine months ended September 30, 2009 compared to the same period in 2008, oil and natural gas production, on an energy equivalency-basis, decreased 10%, due to reduced production resulting from the Wattenberg Field’s second quarter 2009 high pipeline pressure in addition to normally-occurring production declines throughout an oil and natural gas well’s production life cycle.  Production and operating costs were lower by $0.5 million, or 37%, due to volume-associated reductions of $0.1 million in production taxes, natural gas transport and lease operating expenses.  In addition to volume associated production tax decreases, lower commodity valuations further reduced production taxes by approximately $0.4 million while lower third-party costs of well service providers and Managing General Partner cost reduction initiatives lowered lease operating costs by $0.1 million.  Production and operating costs per Mcfe were $1.51 for the nine months ended September 30 of 2009 compared to $2.18 for the comparable period in 2008.

For the three months ended September 30, 2009 compared to the same period in 2008, oil and natural gas production remained substantially unchanged.  A decrease of $0.1 million in production-related taxes, due to lower commodity valuations, and lower lease operating costs of approximately $0.1 million combined to decrease overall production and operating costs by $0.2 million.  Production and operating costs per Mcfe were $1.59 and $2.52 for the three month period ended September 30, 2009 and 2008, respectively.

Direct Costs−General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs remained substantially unchanged during the three months ended September 30, 2009, compared to the same period in 2008, but increased by $0.1 million during the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to an increase in professional fees for audit and legal services.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) expense results solely from the depreciation, depletion and amortization of well equipment and lease costs.  The calculation of DD&A expense is directly related to reserves and production volumes.  DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves.  These reserves are priced at the price of oil and natural gas as of December 31 each year.  If prices increase, the estimated volume of oil and gas reserves may increase, resulting in decreases in the rate of DD&A expense per unit of production.  If prices decrease, as they did from December 31, 2007 to December 31, 2008, the estimated volumes of oil and gas reserves may decrease resulting in increases in the rate of DD&A expense per unit of production.

The DD&A rate per Mcfe increased to $6.18 and $6.53 for the three and nine month periods ended September 30, 2009, respectively, compared to $3.45 and $3.58 during the same periods ended September 30, 2008.  These increased rates, offset by somewhat lower production volumes, resulted in increases of $0.5 million and $1.5 million in DD&A for the three and nine months ended September 30, 2009 compared to same periods in 2008, respectively.  The increase in per Mcfe expense is primarily due to lower proved developed reserves at December 31, 2008 compared to December 31, 2007.  The DD&A rate per Mcfe increase for the nine months ended September 30, 2009, was partially offset by a production level decrease of 10%, over the comparable period in 2008. While production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to proved developed oil and natural gas reserves in the annual 2008 reserve report resulted in the increased DD&A unit cost increases during the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Interest Expense

The Partnership incurred interest expense of approximately $1,300 for the three and nine months ended September 30, 2009, related to amounts funded by the Managing General Partner in November 2008, into escrow on behalf of the Partnership, which were subsequently paid to Colorado Royalty Settlement litigants in July 2009.  Interest rates paid by the Partnership were determined in accordance with the Applicable Federal Interest Rate applicable to Qualified Legal Settlements under Internal Revenue Code §468B.  For more information on the Colorado Royalty Settlement, see Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements and Note 2, Summary of Significant Accounting Policies, Due from (to) Managing General Partner – other, net, to the 2008 Form 10-K.

Interest Income

Significantly lower undistributed revenues held by the Managing General Partner, and significantly lower interest rates applied to those undistributed amounts, resulted in lower interest income during the three and nine months ended September 30, 2009, compared to the same periods in 2008.

Liquidity and Capital Resources

Oil and gas production from the Partnership’s existing properties declined rapidly in the first two years (mid 2006 through mid 2008) and is expected to continue to decline gradually over the remaining lives of the wells.  Therefore the Partnership may be unable to maintain its current level of oil and gas production and cash flows from operations if commodity prices remain in their current depressed state for a prolonged period beyond 2009.  This decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners in 2010 and beyond.

Working Capital

Working capital at September 30, 2009 was $1.5 million compared to working capital of $4.0 million at December 31, 2008.  This decrease of $2.5 million was primarily due to in the reduction of receivables for realized and short-term net unrealized derivative gains which decreased $0.3 million and $0.6 million, respectively, from the amounts at December 31, 2008 of $0.6 million and $1.9 million, respectively.  In addition, receivables from oil and gas sales at September 30, 2009 declined to $0.6 million as compared to $0.9 million at December 31, 2008.  In September 2009, there was a net reduction of $0.8 million in amounts due from the Managing General Partner as a $0.8 million receivable for over-withheld production taxes related to Partnership production prior to 2007 which was collected.  In addition, the Partnership settled the obligation for the Colorado Royalty Settlement of $44,000 with the Managing General Partner.  For more information on the Colorado Royalty Settlement see Note 6, Commitments and Contingencies to the accompanying interim unaudited condensed financial statements.  The net cash impact of these transactions increased distributions by $0.8 million during the quarter.

Cash Flows from Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of oil & gas or environmental protection. These amounts totaled approximately $29,000 for the nine months ended September 30, 2009.  The Partnership received an approximately $55,000 drilling advance refund from the Managing General Partner during the nine month period ended September 30, 2009.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in December 2005 and has distributed $29.1 million through September 30, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners including Managing General Partner distribution relating to limited partnership units repurchased for the periods described as follows:

Three months ended September 30,
2009			2008
Managing General Partner Distributions	Investor Partners Distributions	Total Distributions	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

$318,891	$1,275,563	$1,594,454	$338,361	$1,353,447	$1,691,808

Nine months ended September 30,
2009			2008
Managing General Partner Distributions	Investor Partners Distributions	Total Distributions	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

$795,462	$3,181,853	$3,977,315	$839,738	$3,358,960	$4,198,698

Investor Partner cash distributions include $16,157 and $49,511 during the three and nine months ended September 30, 2009, respectively, and $17,089 and $41,194 during the three and nine months ended September 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by the Managing General Partner.

Cash Flows From Operating Activities

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

Changes in market prices for oil and natural gas, the Partnership’s production levels, the impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the nine months ended September 30, 2009 were approximately 64% lower than the same period in the prior year, resulting from a 60% decrease in average oil and natural gas prices and a 10% decrease in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing, covering 92% of the Partnership’s expected oil production and 81% of its expected natural gas production for the remainder of 2009, at average prices of $90.52 per Bbl and $7.34 per Mcf, respectively.  These contracts reduce the impact of price changes on cash provided by operations for a substantial portion of the expected production for the remainder of 2009.  However, the remaining 8% and 19% of estimated remaining 2009 oil and natural gas production, respectively, is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

The Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the investors’ view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of September 30, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying interim unaudited condensed financial statements.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2009 compared to $4.1 million during the same period in 2008, a decrease of $0.4 million.  Variances between the two periods in cash provided by operating activities were due primarily to the following:

•	A decrease in oil and gas sale revenues of $4.0 million, or 64%, accompanied by increases in direct costs – general and administrative of $0.1 million; and

•	An increase in realized oil and gas price risk management, net of $2.2 million and a decrease in production and operating cost of $0.5 million or 37%.

•
A reduction in Due from Managing General Partner – other, net, of $0.8 million in September 2009, due to the Managing General Partner’s $0.8 million collection of receivables for over-withheld production taxes related to Partnership production prior to 2007 which was offset by the Partnership’s approximately $44,000 payment to the Managing General Partner for royalty settlement costs.  For more information on the Colorado Royalty Settlement see Note 6, Commitments and Contingencies to the accompanying interim unaudited condensed financial statements.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the Partnership’s Annual Report on Form 10-K Supplemental Oil and Gas Information−Unaudited, Net Proved Oil and Gas Reserves and Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves.

Partnership well recompletions in the Codell formation of Wattenberg Field wells, which may provide for additional reserve development and production, generally occur five to seven years after initial well drilling so that well resources are optimally utilized.  These well recompletions would be expected to occur based on a favorable general economic environment and commodity price structure.  Since borrowing is not permitted by the Limited Partnership Agreement, well recompletion activities will be funded through the retention of revenues and reduction of Partner cash distributions.  There are no immediate plans to initiate recompletion activities in the Wattenberg Field wells owned by the Partnership.  As the optimal period approaches, the Managing General Partner will re-evaluate the feasibility of commencing those recompletions based on engineering data and a favorable commodity price environment in order to maximize the financial benefit of the recompletion.  However, no assurances can be given that recompletion activities will be feasible or economic.

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

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008, over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of September 30, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.   Pursuant to Final Order dated October 19, 2009, temporary Item 308T was extended through December 15, 2010.  Accordingly, the Partnership will file the attestation report of the Partnership’s independent registered public accounting firm regarding internal control with the Partnership’s Annual Report on Form 10-K as of December 31, 2010.

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of September 30, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

(b)  Remediation of Material Weakness in Internal Control

PDC, the Managing General Partner, with participation from the Audit Committee of its Board of Directors, has been addressing the material weakness disclosed in the Partnership’s 2008 Annual Report on Form 10-K.  The Managing General Partner believes that with effective implementation of planned changes in internal controls over financial reporting outlined below, that it will be able to remediate this known material weakness as of December 31, 2009.  However, this control weakness will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and the Managing General Partner has concluded, through testing, that these controls are operating effectively.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership made the following changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009.

The Partnership developed documentation that materially describes the business processes and identifies key controls for internal control over financial reporting that will assist the Managing General Partner in adequately assessing the control over financial reporting for the Partnership.  In addition, the Partnership developed documentation to adequately assess segregation of duties.  At present, the Partnership has not quantified the total cost of this initiative; however the majority of this cost is expected to be paid by the Managing General Partner.

Until PDC, the Managing General Partner, is able to conclude that the Partnership has remediated this known material weakness in internal control over financial reporting, the Managing General Partner will continue to perform additional analysis and procedures in order to ensure that the Partnership’s financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

(c)  Other Changes in Internal Control over Financial Reporting

During the 2009 third quarter, PDC made the following changes in PDC’s internal control over financial reporting (as such defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting:

•
Effective July 1, 2009, as part of PDC’s broader financial reporting system, PDC implemented a new partnership investor distribution accounting module to the existing accounting software.  PDC has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps included procedures to preserve the integrity of the data converted and a review by the business owners to validate data converted.  Additionally, PDC provided training related to the business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities, as well as, those who rely on the financial information.  PDC anticipates that the implementation of this module will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  PDC is modifying the design and documentation of internal control process and procedures relating to the new module to supplement and complement existing internal control over financial reporting.  The system changes were undertaken to integrate systems and consolidate information and were not undertaken in response to any actual or perceived deficiencies in PDC’s internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of PDC’s assessment of its internal control over financial reporting for 2009.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of the changes made in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weakness of the Partnership referenced above may be found in the Partnership’s Annual Report on 10-K for the year ended December 31, 2008 under Item 9A (T), Controls and Procedures − Management’s Report on Internal Control Over Financial Reporting.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

In the third quarter of 2009, August repurchases totaled 0.25 unit at an average price of $8,380 per unit and 0.25 unit was repurchased in September at an average price of $7,640 per unit.  There were no repurchases in July 2009.

Other Repurchases:  Individual investor partners periodically offered and PDC repurchased, units on a negotiated basis before the third anniversary of the date of the first cash distribution.

Items 3, 4 and 5 have been omitted as there is nothing to report.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.	Exhibits

(a)	Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement (filed by PDC as Managing General Partner for PDC 2004-2006 Drilling Program)	S-1 Post-Effective Amend 2	333-111260	Appendix A	06/29/2005

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-51452	3.2	02/26/2009

10.1	Drilling and operating agreement between the Partnership and PDC, the Managing General Partner of the Partnership	10-K	000-51452	10.1	02/26/2009

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

PDC 2005-B Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By: /s/ Richard W. McCullough
Richard W. McCullough Chairman and Chief Executive Officer November 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	November 13, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 13, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 13, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)