Form 10-Q
period 2010-06-30
PDC 2005-B Limited Partnership
filed 2010-08-13
CIK 1326540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2010
or

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
Yes ☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2010 the Partnership had 2,022.64 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated natural gas and oil production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“PDC’s”) strategies, plans and objectives. However, these words are not the exclusive means of identifying forward-looking statements herein.  PDC now conducts business under the name “PDC Energy.”

Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for natural gas and oil;
•	changes in estimates of proved reserves;
•	the timing and extent of the Partnership’s success in further developing and producing the Partnership’s natural gas and oil reserves;
•	the Managing General Partner’s ability to acquire drilling rig services, supplies and services at reasonable prices;
•	risks incident to the recompletion and operation of natural gas and oil wells;
•	future production and well recompletion costs;
•	the availability of Partnership future cash flows for investor distributions or funding of Well Recompletion Plan activities;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America, or U.S.;
•	changes in environmental laws and the regulations and enforcement related to those laws;
•	the identification of and severity of environmental events and governmental responses to the events;
•	the effect of natural gas and oil derivatives activities;
•	conditions in the capital markets; and
•	losses possible from pending or future litigation.

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 31, 2010, (“2009 Form 10-K”), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

PDC 2005-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$201,006	$201,006
Accounts receivable	266,636	354,817
Oil inventory	27,886	29,980
Due from Managing General Partner-derivatives	504,265	487,802
Due from Managing General Partner-other, net	292,642	578,687
Total current assets	1,292,435	1,652,292

Oil and gas properties, successful efforts method, at cost	45,024,562	45,007,332
Less: Accumulated depreciation, depletion and amortization	(22,326,224)	(20,826,745)
Oil and gas properties, net	22,698,338	24,180,587

Due from Managing General Partner-derivatives	867,170	368,502
Other assets	32,575	18,917
Total noncurrent assets	23,598,083	24,568,006

Total Assets	$24,890,518	$26,220,298

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$31,715	$36,571
Due to Managing General Partner-derivatives	368,351	377,704
Total current liabilities	400,066	414,275

Due to Managing General Partner-derivatives	922,475	1,114,345
Asset retirement obligations	536,724	522,803
Total liabilities	1,859,265	2,051,423

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	4,617,320	4,844,843
Limited Partners - 2,022.64 units issued and outstanding	18,413,933	19,324,032
Total Partners' equity	23,031,253	24,168,875

Total Liabilities and Partners' Equity	$24,890,518	$26,220,298
________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$820,591	$744,409	$1,992,165	$1,480,302
Commodity price risk management gain (loss), net	313,912	(743,343)	1,142,214	(712,185)
Total revenues	1,134,503	1,066	3,134,379	768,117

Operating costs and expenses:
Natural gas and oil production costs	389,447	255,596	692,431	557,007
Direct costs - general and administrative	43,862	115,767	79,605	266,765
Depreciation, depletion and amortization	717,172	1,236,181	1,499,479	2,545,095
Accretion of asset retirement obligations	7,012	4,891	13,921	9,782
Total operating costs and expenses	1,157,493	1,612,435	2,285,436	3,378,649

(Loss) income from operations	(22,990)	(1,611,369)	848,943	(2,610,532)

Interest income	-	7,183	-	15,786

Net (loss) income	$(22,990)	$(1,604,186)	$848,943	$(2,594,746)

Net (loss) income allocated to partners	$(22,990)	$(1,604,186)	$848,943	$(2,594,746)
Less: Managing General Partner interest in net (loss) income	(4,598)	(320,837)	169,789	(518,949)
Net (loss) income allocated to Investor Partners	$(18,392)	$(1,283,349)	$679,154	$(2,075,797)

Net (loss) income per Investor Partner unit	$(9)	$(634)	$336	$(1,026)

Investor Partner units outstanding	2,022.64	2,022.64	2,022.64	2,022.64

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$848,943	$(2,594,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,499,479	2,545,095
Accretion of asset retirement obligations	13,921	9,782
Unrealized (gain) loss on derivative transactions	(716,354)	1,985,251
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	88,181	(42,558)
Decrease in oil inventory	2,094	8,358
Increase in other assets	(13,658)	(7,561)
Decrease in accounts payable and accrued expenses	(4,856)	(16,947)
Decrease in due from Managing General Partner - other, net	286,045	502,480
Net cash provided by operating activities	2,003,795	2,389,154

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(17,230)	(7,719)
Proceeds from drilling advance refund from Managing General Partner	-	54,741
Proceeds from Colorado sales tax refund related to capital purchases	-	2,894
Net cash (used in) provided by investing activities	(17,230)	49,916

Cash flows from financing activities:
Distributions to Partners	(1,986,565)	(2,382,861)
Net cash used in financing activities	(1,986,565)	(2,382,861)

Net increase in cash and cash equivalents	-	56,209
Cash and cash equivalents, beginning of period	201,006	444,727
Cash and cash equivalents, end of period	$201,006	$500,936

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2005-B Limited Partnership was organized as a limited partnership on February 8, 2005, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on May 18, 2005, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 37.77 units of limited partner interests and 1,984.87 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation that now conducts business under the name “PDC Energy”, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner” or “PDC”) and has a 20% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.

As of June 30, 2010, there were 1,625 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 42.41 units of the total 2,022.64 outstanding units of Partnership interests from Investor Partners at an average price of $11,077 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), has full authority to conduct the Partnership’s business and actively manage the Partnership.  The Partnership expects continuing operations of its natural gas and oil properties until such time that the Partnership’s wells are depleted or become uneconomical to produce, at which time that well may be sold or plugged, reclaimed and abandoned.  The Partnership’s maximum term of existence extends through December 31, 2055, unless dissolved by certain conditions stipulated within the Agreement which are unlikely to occur at this time, or by written consent of the Investor Partners owning a majority of outstanding units at that time.

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2−Recent Accounting Standards

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

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Internal Control over Financial Reporting in Exchange Act Periodic Reports

On July 21, 2010, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the SEC’s non-accelerated filer’s exemption, previously set to expire after December 15, 2010, from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, or SOX.  Therefore, as a non-accelerated filer, the Partnership is permanently exempted from the SOX requirement that SEC registrants provide an attestation report on the effectiveness of internal controls over financial reporting by the registrant’s external auditor.

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

	June 30,	December 31,
	2010	2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$365,955	$394,751
Commodity Price Risk Management, Realized Gains	49,685	310,897
Other (1)	(122,998)	(126,961)
Total Due from Managing General Partner-other, net	$292,642	$578,687

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Natural gas and oil production costs” on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$315,504	$205,714	$547,891	$430,626
Gathering, compression and processing fees	27,689	27,473	55,214	52,138
Direct costs - general and administrative	43,862	115,767	79,605	266,765
Cash distributions*	174,639	300,864	430,564	509,926

*Cash distributions include $13,514 and $33,252 during the three and six months ended June 30, 2010, respectively, and $22,061 and $33,355 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, who are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of nonperformance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$373,862	$482,442	$856,304
Total assets	373,862	482,442	856,304

Liabilities:
Commodity based derivatives	(25,602)	(121,477)	(147,079)
Basis protection derivative contracts	-	(1,344,970)	(1,344,970)
Total liabilities	(25,602)	(1,466,447)	(1,492,049)

Net asset (liability)	$348,260	$(984,005)	$(635,745)

As of June 30, 2010
Assets:
Commodity based derivatives	$1,164,514	$206,921	$1,371,435
Total assets	1,164,514	206,921	1,371,435

Liabilities:
Commodity based derivatives	-	(66,156)	(66,156)
Basis protection derivative contracts	-	(1,224,670)	(1,224,670)
Total liabilities	-	(1,290,826)	(1,290,826)

Net asset (liability)	$1,164,514	$(1,083,905)	$80,609

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2010
Fair value, net liability, as of December 31, 2009	$(984,005)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	202,319
Settlements	(302,219)
Fair value, net liability, as of June 30, 2010	$(1,083,905)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$154,888

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and basis protection swaps, in place for a portion of its anticipated production through 2013 for a total of 1,041,966 MMbtu of natural gas and 16,781 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2010	2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$504,265	$487,802

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	867,170	368,502

Total Derivative Assets			$1,371,435	$856,304

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(30,785)	$(26,334)

	Basis protection contracts	Due to Managing General Partner-derivatives	(337,566)	(351,370)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(35,371)	(120,745)

	Basis protection contracts	Due to Managing General Partner-derivatives	(887,104)	(993,600)

Total Derivative Liabilities			$(1,290,826)	$(1,492,049)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$38,897	$20,545	$59,442	$551,444	$(51,156)	$500,288
Unrealized (losses) gains	(38,897)	293,367	254,470	(551,444)	(692,187)	(1,243,631)
Total commodity price risk management gain (loss), net	$-	$313,912	$313,912	$-	$(743,343)	$(743,343)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$255,136	$170,724	$425,860	$1,054,158	$218,908	$1,273,066
Unrealized (losses) gains	(255,136)	971,490	716,354	(1,054,158)	(931,093)	(1,985,251)
Total commodity price risk management gain (loss), net	$-	$1,142,214	$1,142,214	$-	$(712,185)	$(712,185)

Concentration of Credit Risk. A significant component of the Partnership’s future liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing natural gas and oil.  These arrangements expose the Partnership to the risk of nonperformance by the counterparties.  The Managing General Partner primarily uses financial institutions, who are also major lenders in the Managing General Partner’s credit facility agreement, as counterparties to the derivative contracts.  To date, the Partnership has experienced no counterparty defaults.

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  The Managing General Partner has evaluated this liability, for costs which might exceed the environmental-related expenditures that have been incurred and recorded at June 30, 2010, and determined it to be immaterial to the Partnership as of June 30, 2010.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

Index

PDC 2005-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

On December 8, 2008, the Managing General Partner received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance Basin of Colorado.  Operating expenses, including amounts arising from this notice, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has nine wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered negotiations with the CDPHE regarding this notice and continues to work to bring this matter to closure.  Given the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time and therefore no amounts have been recorded on the Partnership’s financial records.

Derivative Contracts

The Partnership is exposed to the effect of market fluctuations in the prices of natural gas and oil.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations by utilizing derivative instruments.  Should the counterparties to the Managing General Partner’s derivative instruments not perform, the Partnership’s exposure to market fluctuations in commodity prices would increase significantly.  The Managing General Partner and the Partnership have had no counterparty defaults.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PDC Sponsored Drilling Program Acquisition Plan

PDC, the managing general partner of various public limited partnerships, has disclosed its intention to pursue the acquisition, within the next three years, of the remaining third-party Investor Partner interests in the limited partnerships which PDC has sponsored, including PDC 2005-B Limited Partnership.  (For additional information regarding PDC’s intention to pursue acquisition of PDC sponsored Partnership, refer to Regulation FD disclosure included in Items 2.02 and/or 7.01 of PDC’s Form 8-Ks dated March 4, 2010, June 9, 2010 and July 15, 2010, which information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report.)  Under the Acquisition Plan, any offer will be subject to the terms and conditions of a to be proposed merger agreement wherein the Partnership will merge into PDC.  The transaction will also be subject to PDC having sufficient available capital and the approval by a majority of the Investor Partners’ interests, excluding partnership interest owned by PDC, of each respective limited partnership.  Should a purchase offer from PDC be proposed, approved by a majority of the Partnerships’ unaffiliated limited partners, and consummated, the purchase transaction would result in a liquidating cash distribution to all partners and termination of the existence of the Partnership.  There is no assurance that any such acquisition will occur.

Partnership Overview

PDC 2005-B Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in May 2005 and operates 51 gross (47.3 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  One additional Colorado developmental well was determined to be a dry hole.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Well Recompletion Plan

The Managing General Partner has developed a plan to initiate recompletion activities during 2011.  This plan includes notifying investor partners that in October 2010, funds to begin these recompletions may be withheld from future distributable cash flows of the Partnership resulting from both current production and any increased production due to recompletion activities.  The funds retained that are necessary for the Partnership to pay for recompletion costs will materially reduce, up to 100%, distributable cash flows for a period of time not to exceed five years.  If any or all of the Partnership’s Wattenberg wells are not recompleted, the Partnership will experience a reduction in proved reserves currently assigned to these wells.  Both the number of recompletions and the timing of recompletions will be based on the availability of cash withheld from Partnership distributions.  The Managing General Partner believes that, based on projected recompletion costs and projected cash withholding, all partnership recompletions will be completed within a five year period.  Current estimated costs for these well recompletions are between $150,000 and $200,000 per recompletion.  This Partnership potentially has 35 well recompletion opportunities.  Total withholding for these activities from the Partnership’s distributable cash flows is estimated to total between $5.3 million and $7.0 million.  The Managing General Partner will re-evaluate the feasibility of commencing any or all of these recompletion opportunities based on engineering data and a favorable commodity price environment in order to maximize the financial benefit of the recompletion.

Implementation of the Well Recompletion Plan would reduce or eliminate Partnership distributions to investors while the work is being conducted and paid for.  Depending upon the level of withholding and the results of operations, it is possible that investors could have taxable income from the Partnership without any corresponding distributions in the future.  Investor Partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Well Recompletion Plan.  The above discussion is not intended as a substitute for careful tax planning, and third-party Investor Partners should depend upon the advice of their own tax advisors concerning the effects of the Well Recompletion Plan.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 35% or $0.5 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 13% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.04 for the current year period compared to $3.91 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.29 per Mcfe or $0.4 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $7.33 for the current year six months from $7.27 for the same prior year period.

The increase in total revenues did not have a corresponding impact on costs and expenses as natural gas and oil production costs and general and administrative expense decreased by $0.1 million for the current year six months compared to the same prior year period.   The decrease is primarily due to a reduction in professional fees in the 2010 period compared to the 2009 period.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	51	51	-	51	51	-

Production (1)
Natural gas (Mcf)	121,670	137,201	-11%	246,747	271,247	-9%
Oil (Bbl)	6,374	8,959	-29%	13,845	17,911	-23%
Natural gas equivalents (Mcfe) (2)	159,914	190,955	-16%	329,817	378,713	-13%

Natural Gas and Oil Sales
Natural gas	$372,268	$273,918	36%	$999,244	$681,603	47%
Oil	448,323	470,491	-5%	992,921	798,699	24%
Total natural gas and oil sales	$820,591	$744,409	10%	$1,992,165	$1,480,302	35%

Realized Gain (Loss) on Derivatives, net
Natural gas	$(5,456)	$342,970	-102%	$300,237	$876,980	-66%
Oil	64,898	157,318	-59%	125,623	396,086	-68%
Total realized gain on derivatives, net	$59,442	$500,288	-88%	$425,860	$1,273,066	-67%

Average Selling Price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$3.06	$2.00	53%	$4.05	$2.51	61%
Oil (per Bbl)	70.34	52.52	34%	71.72	44.59	61%
Natural gas equivalents (per Mcfe)	5.13	3.90	32%	6.04	3.91	54%

Average Selling Price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$3.01	$4.50	-33%	$5.27	$5.75	-8%
Oil (per Bbl)	80.52	70.08	15%	80.79	66.71	21%
Natural gas equivalents (per Mcfe)	5.50	6.52	-16%	7.33	7.27	1%

Average Lifting Cost (per Mcfe) (3)	$2.44	$1.34	82%	$2.10	$1.47	43%

Operating costs and expenses
Direct costs - general and administrative	$43,862	$115,767	-62%	$79,605	$266,765	-70%
Depreciation, depletion and amortization	$717,172	$1,236,181	-42%	$1,499,479	$2,545,095	-41%

Cash distributions	$805,627	$1,394,017	-42%	$1,986,565	$2,382,861	-17%

_______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent natural gas and oil operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.5 million, or 35% increase in total sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 54%, which was partially offset by a production volume decrease of 13%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.04 for the current year six month period compared to $3.91 for the same period a year ago.

The increase in oil revenues of 24% contrasts to the more significant increase in natural gas revenues of 47%. The Partnership’s natural gas revenue increase benefited from rising commodity prices of 61%, which were partially offset by lower Partnership natural gas production volumes, per Mcf of 9%.  This compares to the more moderate oil revenue increase in which the rise in commodity prices of 61% was partially offset by a steeper decline in oil production volumes, per Bbl of 23% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The $0.1 million, or 10% increase in total sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the higher average sales price per Mcfe of 32%, which was partially offset by production volume decrease of 16%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.13 for the current year quarter compared to $3.90 for the same quarter a year ago.

The Partnership expects to experience declines in both natural gas and oil production volumes over the wells’ life cycles until such time that the Partnership’s Wattenberg wells may be successfully recompleted.  Subsequent to a successful recompletion, production will once again be expected to decline.

Natural Gas and Oil Pricing

Financial results depend upon many factors, particularly the price of natural gas and oil and on PDC’s ability to market the Partnership’s production effectively.  Natural gas and oil prices are among the most volatile of all commodity prices.  This price volatility has a material impact on the Partnership’s financial results.  Natural gas and oil prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality and availability of sufficient pipeline capacity.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in local market oversupply situations from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities and transportation capacity beyond the Partnership’s control.  Oil pricing, unlike natural gas pricing, is driven predominantly by global supply and demand relationships.

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner is authorized to utilize natural gas and oil derivative instruments to manage price risk for PDC as well as sponsored drilling partnerships.  Commodity price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
Commodity price risk management gain (loss), net	2010	2009	2010	2009
Realized gains (losses)
Oil	$64,898	$157,318	$125,623	$396,086
Natural Gas	(5,456)	342,970	300,237	876,980
Total realized gain, net	59,442	500,288	425,860	1,273,066

Unrealized gains (losses)
Reclassification of realized gains included in prior periods unrealized	(38,897)	(551,444)	(255,136)	(1,054,158)
Unrealized gain (loss) for the period	293,367	(692,187)	971,490	(931,093)
Total unrealized gain (loss), net	254,470	(1,243,631)	716,354	(1,985,251)
Commodity price risk management gain (loss), net	$313,912	$(743,343)	$1,142,214	$(712,185)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.4 million.  These realized gains were primarily a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the six month period, realized gains related to natural gas and oil derivatives were $0.4 million and $0.1 million, respectively, and realized losses on the Partnership’s CIG basis swaps were $0.1 million.  Unrealized gains for the six months period, were $1.0 million due primarily to a downward shift in the natural gas and oil forward curves.  Unrealized gains on the Partnership’s natural gas and oil positions for the period were $0.9 million and $0.1 million, respectively.

For the 2009 six month period, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the CIG basis swaps, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The realized derivative gains for the 2010 second quarter were approximately $0.1 million.  These realized gains are a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the quarter, realized gains related to natural gas and oil derivatives were approximately $0.2 million and realized losses on the Partnership’s CIG basis swaps were $0.1 million.  For the 2010 second quarter, the unrealized gains were primarily related to the oil positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.  Unrealized gains on the Partnership’s oil positions and CIG basis swaps for the 2010 second quarter were $0.1 million and $0.2 million, respectively.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

For the 2009 second quarter, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the CIG basis swaps, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Natural Gas and Oil Sales Derivative Instruments.  The Managing General Partner on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  The Partnership has in place a series of collars, fixed-price swaps and basis swaps on a portion of the Partnership’s natural gas and oil production.  See Note 5, Derivative Financial Instruments to the Partnership’s financial statements included in the 2009 Form 10-K for an additional discussion on how each derivative type impacts the Partnership’s cash flows.

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-Mmbtu)	Weighted Average Contract Price		Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-Mmbtu)	Weighted Average Contract Price	Fair Value at June 30, 2010(1)
		Floors	Ceilings

Natural Gas
CIG
10/01 - 12/31/2010	26,098	$4.75	$9.45	-	$-	-	$-	$15,929
01/01 - 03/31/2011	39,147	4.75	9.45	-	-	-	-	19,508

NYMEX
07/01 - 09/30/2010	-	-	-	82,917	5.57	90,127	(1.88)	(29,325)
10/01 - 12/31/2010	8,929	5.75	8.30	50,333	6.14	61,468	(1.88)	(2,853)
01/01 - 03/31/2011	12,015	5.75	8.30	30,508	6.83	42,523	(1.88)	(4,541)
04/01 - 06/30/2011	-	-	-	81,122	6.78	81,122	(1.88)	28,899
07/01 - 12/31/2011	-	-	-	157,106	6.76	157,106	(1.88)	2,666
2012-2013	18,770	6.00	8.27	535,021	7.05	553,789	(1.88)	(22,604)
Total Natural Gas	104,959			937,007		986,135		7,679

Oil
NYMEX
07/01 - 09/30/2010	-	-	-	4,382	92.96	-	-	72,467
10/01 - 12/31/2010	-	-	-	4,382	92.96	-	-	66,618
01/01 - 03/31/2011	-	-	-	1,973	70.75	-	-	(14,486)
04/01 - 06/30/2011	-	-	-	2,001	70.75	-	-	(16,299)
07/01 - 12/31/2011	-	-	-	4,043	70.75	-	-	(35,370)
Total Oil	-			16,781		-		72,930

Total Natural Gas and Oil								$80,609

 (1) Approximately 15% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Natural Gas and Oil Production Costs

Generally, natural gas and oil production costs vary with changes in total natural gas and oil sales and production volumes.  Production taxes are estimates by the Managing General Partner based on tax rates determined using published information.  These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Production taxes vary directly with total natural gas and oil sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  In addition, general oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental remediation and service rig workovers.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 13%, which reflects in part, the normally-occurring production declines throughout a natural gas and oil well’s production life cycle.  Additionally, Grand Valley Field well equipment constraints, requiring well workovers of four wells, as well as Wattenberg Field operational constraints on most wells, also contributed to the production decline during the current period.  Production and operating costs were higher by approximately $0.1 million or 24%, primarily as a result of higher lease operating expenses due to Partnership well workovers in both operating fields as well as increased production taxes due to higher commodity valuations.  Additionally, 2010 well operations costs rose as a result of the increase in the per well operations fee charged by the Managing General Partner, consistent with the terms of the D&O Agreement.  Production and operating costs per Mcfe were $2.10 for the six months ended June 30 of 2010 compared to $1.47 for the comparable period in 2009.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 16%, primarily as a result of the Partnership wells’ reduced performance noted above and expected normally-occurring production life-cycle decline in both operating fields.  Production and operating costs were higher by approximately $0.1 million, or 52% due to higher lease operating expenses, as well as higher production taxes and well operation fees, described above.  Production and operating costs per Mcfe were $2.44 and $1.34 for the quarter ended June 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs decreased during the six months ended June 30, 2010, compared to the same period in 2009, by approximately $0.2 million principally due to reduced billings for professional services.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs decreased during the three months ended June 30, 2010, compared to the same period in 2009, by approximately $0.1 million principally due to reduced billings for professional services.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $4.55 for the 2010 six month period, compared to $6.72 during the same period in 2009, as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 period compared to the 2009 period is primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates.  This was partially offset by lower field-level depletion rates due to the effects of reserve revisions at December 31, 2009 compared to December 31, 2008 in which proved developed producing upward revisions occurred in both the Partnership’s Grand Valley and Wattenberg fields.  The decreased DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in a decreased DD&A expense of approximately $1.0 million for the 2010 six month period compared to the same 2009 period.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $4.48 for the 2010 second quarter, compared to $6.47 during the same quarter in 2009 as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the combined effects of the changing production mix between fields and lower field-level depletion rates, noted above.  The lower DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in the DD&A expense reduction of $0.5 million for the 2010 second quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 72% of expected natural gas production and 73% of expected oil production for the remainder of 2010, at an average price of $3.93 per Mcf and $92.96 per Bbl, respectively. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

The Partnership’s future operations are expected to be conducted with available funds and revenues generated from natural gas and oil production activities and commodity gains (losses).  Natural gas and oil production from the Partnership’s existing properties are generally expected to continue a gradual decline in the rate of production over the remaining lives of the wells.  Therefore, the Partnership anticipates a lower annual level of natural gas and oil production and, in the absence of significant price increases or recompletions, lower revenues.  The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future.  Under these circumstances decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners through the remainder of 2010 and beyond, and may substantially reduce or restrict the Partnership’s ability to participate in the Well Recompletion Plan activities which are more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Well Recompletion Plan.  Future cash distributions may also be reduced to fund the Wattenberg Field Codell formation well recompletions.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

Working capital at June 30, 2010 was $0.9 million compared to working capital of $1.2 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable or payable balances:

•	Natural gas and oil receivables decreased to $0.6 million as of June 30, 2010, from $0.7 million as of December 31, 2009.

•	Realized derivative gains receivables decreased to $0.1 million as of June 30, 2010, from $0.3 million as of December 31, 2009.

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $17,000 and $8,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in December 2005 and has distributed $32.0 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$161,125	644,502	805,627

2009	$278,803	1,115,214	1,394,017

Six months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$397,312	1,589,253	1,986,565

2009	$476,571	1,906,290	2,382,861

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Operating Activities

Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2010, compared to $2.4 million for the comparable period in 2009.  The approximately $0.4 million decrease in cash provided by operating activities was due primarily to the following:

•	An increase in natural gas and oil sales receipts of $0.5 million, or 37%, accompanied by a decrease in direct costs – general and administrative of $0.2 million, or 70%;

•	A decrease in commodity price risk management realized gains receipts of $0.7 million or 51%; and increase in natural gas and oil production costs of approximately $0.1 million or 24%; and

•	A decrease in the liability Due to Managing General Partner-other, net, excluding natural gas and oil sales received from third parties and realized derivative gains, of approximately $0.3 million.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements, included in this report.

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

Off-Balance Sheet Arrangements

Currently, the Partnership does not have any off-balance sheet arrangements.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General  Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Index

PDC 2005-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Registrant’s legal proceedings can be found in Note 6, Commitments and Contingencies, to the Partnership’s accompanying unaudited condensed financial statements.

Item1 A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:  Beginning December 2008, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no limited partner units repurchased by the Managing General Partner during the three months ended June 30, 2010.

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

PDC 2005-B Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By: /s/ Richard W. McCullough
Richard W. McCullough Chairman and Chief Executive Officer August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	August 13, 2010
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 13, 2010
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 13, 2010
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)